Form 10-Q
period 2024-12-31
Blue Line Holdings, Inc.
filed 2025-02-05
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-282317

BLUE LINE HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Colorado	99-3114735
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 North Park Avenue, Suite 12-B Breckenridge, CO	80424
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 705-9222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2025, there are 10,040,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BLUE LINE HOLDINGS INC.

Quarterly Report on Form 10-Q

For the quarter ended December 31, 2024

(unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” in our Registration Statement on Form S-1. Since we are a development stage company as defined under Regulation S-K, Item 10, and has not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including development risks, competition from well-funded competitors, and its ability to manage growth.

You should read this Report and the documents that we reference in this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Blue Line Holdings, Inc.

Unaudited Condensed Balance Sheets

	(Unaudited) December 31, 2024	June 30, 2024
ASSETS
CURRENT ASSETS
Cash	$15,455	17,594
Prepaids	4,500	7,125
Total Current Assets	19,955	24,719

TOTAL ASSETS	$19,955	24,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,552	6,000
Total Current Liabilities	19,552	6,000
TOTAL LIABILITIES	19,552	6,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 9,920,000 and 7,350,000 shares issued and outstanding	9,920	7,350
Additional paid-in capital	72,180	20,250
Accumulated deficit	(81,697)	(8,881)
Total Stockholders’ Equity	403	18,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,955	24,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Operations

	(Unaudited) Three months ended December 31, 2024	(Unaudited) Six months ended December 31, 2024
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	19,365	48,677
Transfer agent and filing fees	1,500	1,500
General and administrative	65	639
Licensing fee	—	20,000
Management fees	—	2,000
TOTAL OPERATING EXPENSES	20,930	72,816

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,930)	(72,816)

INCOME TAXES	—	—

NET LOSS	$(20,930)	$(72,816)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	9,916,304	9,568,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, May 16, 2024 (date of formation)	—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share	5,100,000	5,100	—	—	5,100
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Net loss	—	—	—	(8,881)	(8,881)
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333
Common stock issued for cash at $0.10 per share	40,000	40	3,960	—	4,000
Net loss	—	—	—	(20,930)	(20,930)
Balance, December 31, 2024	9,920,000	9,920	72,180	(81,697)	403

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Cash Flows

Six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,816)
Changes in assets and liabilities:
Prepaid expense	2,625
Accounts payable and accrued liabilities	13,552
Net cash used by operating activities	(56,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	54,500
Net cash provided by financing activities	54,500

INCREASE IN CASH AND CASH EQUIVALENTS	(2,139)

Cash, beginning of period	17,594
Cash, end of period	$15,455

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1. NATURE OF OPERATIONS

Blue Line Holdings Inc., (the “Company”) is an industrial Company looking to introduce its licensed product in the European market. The Company was incorporated on May 16, 2024 in Colorado.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying interim unaudited financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of December 31, 2024, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $81,697 as of December 31, 2024.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing to generate revenue from current and planned business operations.

The Company plans to fund its future operations by sales of its common stock or by issuing debt securities. However, there is no assurance that the Company will be able to achieve these objectives, therefore there is substantial doubt about the Company’s ability to continue as a going concern exists.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The Company has adopted a June 30 fiscal year end. These unaudited interim financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2024 contained in the Company’s registration statement on Form S-1. In the opinion of management, the unaudited interim financial statements included herein contain all adjustments, all of which were of a normal recurring nature, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates and Assumptions

The preparation of the unaudited interim financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2024, the Company’s cash position did not exceed federally insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company is currently a pre-revenue company but expects to generate revenue in the future.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how executive decision makers internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of providing licensed products in the European market.

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of December 31, 2024.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the three or six months ended December 31, 2024.

Impairment of Long-Lived Assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value, which includes estimating the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of December 31, 2024.

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2024.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of December 31, 2024.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3. RELATED PARTY TRANSACTIONS

On June 13, 2024, the Company issued 5,100,000 shares of common stock for cash to the CEO of the Company at $0.001 per share or $5,100.

As of December 31, 2024, the Company had no employment nor severance agreement with its sole officer and director. The Company paid the sole officer and director $2,000 in management fees during the six months ended December 31, 2024 and did not accrue or pay the sole officer any consideration during the period ended June 30, 2024. See Note 5.

4. STOCKHOLDERS’ EQUITY

Upon formation the authorized capital of the Company was 120,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

The Preferred Stock may be issued, from time to time, in one or more series as determined by the Board of Directors. The designations, voting rights, amounts of preference upon distribution of assets, rates of dividends, premiums of redemption, conversion rights and other variations, if any, the qualifications, limitations or restrictions thereof, if any, of the Preferred Stock, and of each series thereof, are fixed by the Board of Directors in a resolution or resolutions adopted by the Board of Directors providing for the issue of such series of Preferred Stock.

As of December 31, 2024 and June 30, 2024, no shares of Preferred Stock were outstanding.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

4. STOCKHOLDERS’ EQUITY (continued)

Common Stock

Each holder of Common Stock is entitled to one vote per share for matters submitted to a vote, and to receive dividends if and when declared, however, subject to any limitations contained in the designation of any series of the Preferred Stock. Upon liquidation or winding down of the Company, the holders of the Common Stock shall be entitled to receive all the remaining assets of the Company after distribution in full of the preferential amounts, if any, to be distributed to the holders of the Preferred Stock.

During the six months ended December 31, 2024, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

July 2024	2,250,000	$0.01	$2,250	$20,250	$22,500
July 2024	200,000	0.10	200	19,800	20,000
September 2024	80,000	0.10	80	7,980	8,000
October 2024	40,000	0.10	40	3,960	4,000

Total	2,570,000		$2,570	$51,990	$54,500

●	During July 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

●	On July 29, 2024, the Company entered into a licensing agreement for the distribution of coconut water in France. Among other considerations, the Company issued 200,000 shares of common stock for the licensing agreement valued at $0.10 per share or $20,000.

●	During September 2024 the Company issued 80,000 shares of common stock for cash at a price of $0.10 per share or $8,000.

●	During October 2024 the Company issued 40,000 shares of common stock for cash at a price of $0.10 per share or $4,000.

During the period ended June 30, 2024, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

June 13, 2024	5,100,000	$0.001	$5,100	$—	$5,100
June 2024	2,250,000	0.01	2,250	20,250	22,500

Total	7,350,000		$7,350	$20,250	$27,600

●	On June 13, 2024, the Company issued 5,100,000 shares of common stock for cash as founders shares to the CEO of the Company at $0.001 per common stock or $5,100; and

●	During June 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following:

●	During 2025 the Company issued 120,000 shares of common stock for cash at a price of $0.10 per share or $12,000.
●	During 2025 the Company’s CEO and sole director borrowed $2,500 from the Company which is payable on demand..

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, “Blue Line”, the “Company”, “we”, or “our” refer to Blue Line Holdings Inc., unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Overview and Planned Activities

We were formed as a Colorado corporation on May 16, 2024. At present we plan to secure licensing agreements for the sale of functional beverages with key industry players and acquire assets that complement our core business and drive growth. We may also seek to obtain licensing agreements for products outside of the functional beverage market. As of the date of this Report, we were in the development stage and had one licensing agreement giving us the right to sell flavored water in France.

Sale of CocoLove Water

In July, 2024 we signed an agreement with Monarch Media which gave us the exclusive license to distribute CocoLove water in France. CocoLove water, manufactured by Monarch Media, is a coconut flavored water and is 100% organic with no sugar added and no artificial flavors or colors added. CocoLove water uses no plastic or tetra packaging and is always in a can for upcycling and recycling purposes. It is anticipated that we will buy CocoLove water from Monarch Media and Monarch Media will ship CocoLove water from its bottling plant to locations designated by us.

Our license to sell CocoLove water is exclusive subject to Monarch Media’s right to sell CocoLove water in France using its own sales channels. Monarch Media has no obligation to compensate us if it uses its own sales channels to sell CocoLove water in France.

In consideration for the license, we:

●	issued Monarch Media 200,000 shares of our common stock; and

●	agreed to pay Monarch Media each year a royalty of:

•	10% of the net sales of CocoLove water between US $100,000 and US $500,000;
•	7% of the net sales of CocoLove water between US $500,000 and US $1,000,000; and
•	4% of the net sales of CocoLove water greater than US $1,000,000;

No royalty will be due on net sales of CocoLove water in any calendar year less than $100,000.

Monarch Media may terminate our license in the event that annual royalties paid by us to Monarch Media are not at least $5,000 within each twelve month period beginning July, 2025.

We plan to market CocoLove water in France by:

●	Social media, targeting young, urban professions seeking alternatives to plain water;
●	Various media channels;
●	Promotions in colleges and universities; and
●	In-store promotions.

We plan to distribute CocoLove water to our customers in France through:

●	Grocery stores, convenience stores and restaurants;
●	Vending machines; and
●	Local Distributors.

We estimate we will be required to spend approximately $100,000 during the next twelve months to market and distribute CocoLove water in France. We plan to initially target distributors and resellers due to our limited capital resources. The use of distributers and resellers would limit our exposure to inventory and the cost of warehouse space.

We believe we will be able to successfully market CocoLove water in France for the following reasons:

●	Mr. Kerrigone is currently a sales representative for CoCoLove in the United States and we believe we will benefit from Mr. Kerrigone’s experience in the flavored water industry;

●	CocoLove water is a coconut flavored water and is organic with no sugar added and no artificial flavors or colors added.

Although we have performed preliminary research into French distributors and retailers, as of the date of this Report, we have not begun any marketing or distribution efforts.

We are targeting France since:

●	Mr. Kerrigone’s has family residing in France in who own retail establishments in the hospitality sector; and

●	Mr. Kerrigone has a working knowledge of the French language and is familiar with their culture.

Competition

CocoLove water will compete with other coconut water companies and all categories of non-alcoholic liquid refreshments. The liquid refreshment markets are highly competitive, and include international, national, regional and local producers and distributors. All of our competitors have greater marketing and financial resources than we will have.

Results of Operations

We were incorporated on May 16, 2024. As a result, we have limited historical operating results and no comparative financial results.

Three Months Ended December 31, 2024

For the three months ended December 31, 2024, we experienced a net loss of $20,930 of which $19,365 related to professional fees for filing of our Form S-1 registration statement which went effective during the period.

Six Months Ended December 31, 2024

For the six months ended March 31, 2024, we experienced a net loss of $72,816. The loss was attributable to $48,677 in professional fees related to our Form S-1 registration statement and $20,000 related to the licensing agreement for the CocoLove water.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $15,455 which we obtained from the private sales of our common stock. This compares with cash of $17,594 as at June 30, 2024. Cash used in operating activities totaled $56,639 during the six months ended December 31, 2024 which was primarily used to fund operating expenses related to our business and Form S-1 registration statement. Cash provided by financing activity was $54,500 during the six months ended December 31, 2024 related to funds raised in furtherance of our business plan. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Our ability to secure and generate revenue from licensing agreements; and
●	Access to capital through future sale of our common shares or debt.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Capital requirements

Our projected requirements for the twelve months ending December 31, 2025 are as follows:

Description	Amount

Sales and marketing for CocoLove	$100,000
Obtaining new licenses for the distribution of products	$50,000

We will need additional capital to fund our projected capital requirements.

Significant Accounting Policies

See Note 2 to financial statements included as part of this Quarterly Report for a discussion of our significant accounting policies. As of December 31, 2024 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2024, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations of the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constrains and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

During the period covered by this Report, being the six months ended December 31, 2024, the Company sold 50,000 unregistered common shares for gross cash proceeds of $5,000. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the sale of these shares. The individuals who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The individuals who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.1 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024.)

3.2	Bylaws of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.2 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, Anthong Kerrigone, pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Anthong Kerrigone, pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Condensed Interim Balance Sheets, (ii) Condensed Interim Statements of Operations, (iii) Condensed Interim Statements Equity, (iv) Condensed Interim Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Interim Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE HOLDINGS INC.
(Registrant)

Date: February 5, 2025	By:	/s/ Anthony Kerrigone
Anthony Kerrigone
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

