Form 10-Q
period 2025-03-31
Blue Line Holdings, Inc.
filed 2025-05-02
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-282317

BLUE LINE HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Colorado	99-3114735
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Lakewood Blvd. Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 776-3349

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

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

As of May 2, 2025, there are 10,126,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BLUE LINE HOLDINGS INC.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2025

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Blue Line Holdings, Inc.

Unaudited Condensed Balance Sheets

	(Unaudited) March 31, 2025	June 30, 2024
ASSETS
CURRENT ASSETS
Cash	$8,963	17,594
Prepaids	13,000	7,125
Due from related party	2,500	—
Total Current Assets	24,463	24,719

TOTAL ASSETS	$24,463	24,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,362	6,000
Total Current Liabilities	13,362	6,000
TOTAL LIABILITIES	13,362	6,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,126,000 and 7,350,000 shares issued and outstanding	10,126	7,350
Additional paid-in capital	92,574	20,250
Accumulated deficit	(91,599)	(8,881)
Total Stockholders’ Equity	11,101	18,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,463	24,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Operations

	(Unaudited) Three months ended March 31, 2025	(Unaudited) Nine months ended March 31, 2025
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	7,310	55,987
Transfer agent and filing fees	2,225	3,725
General and administrative	367	1,006
Licensing fee	—	20,000
Management fees	—	2,000
TOTAL OPERATING EXPENSES	9,902	82,718

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,902)	(82,718)

INCOME TAXES	—	—

NET LOSS	$(9,902)	$(82,718)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,066,290	9,749,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, May 16, 2024 (date of formation)	—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share	5,100,000	5,100	—	—	5,100
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Net loss	—	—	—	(8,881)	(8,881)
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333

Common stock issued for cash at $0.10 per share	40,000	40	3,960	—	4,000
Net loss	—	—	—	(20,930)	(20,930)
Balance, December 31, 2024	9,920,000	9,920	72,180	(81,697)	403
Common stock issued for cash at $0.10 per share	206,000	206	20,394	—	20,600
Net loss	—	—	—	(9,902)	(9,902)
Balance, March 31, 2025	10,126,000	10,126	92,574	(91,599)	11,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Cash Flows

Nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,718)
Changes in assets and liabilities:
Prepaid expense	(5,875)
Accounts payable and accrued liabilities	7,362
Due from related party	(2,500)
Net cash used by operating activities	(83,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	75,100
Net cash provided by financing activities	75,100

DECREASE IN CASH AND CASH EQUIVALENTS	(8,631)

Cash, beginning of period	17,594
Cash, end of period	$8,963

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—
Income taxes paid	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying interim unaudited financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of March 31, 2025, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $91,599 as of March 31, 2025.

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

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2025, the Company’s cash position did not exceed federally insured limits.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of March 31, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the three or nine months ended March 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of March 31, 2025.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of March 31, 2025.

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

3. RELATED PARTY TRANSACTIONS

On June 13, 2024, the Company issued 5,100,000 shares of common stock for cash to the former CEO of the Company at $0.001 per share or $5,100.

As of March 31, 2025, the Company had no employment nor severance agreement with its sole officer and director. The Company paid the former sole officer and director $2,000 in management fees during the nine months ended March 31, 2025 and did not accrue or pay the current sole officer and director any consideration during the nine months ended March 31, 2025. During the quarter ended March 31, 2025, the Company’s former officer and director borrowed $2,500 from the Company which is payable on demand. See Note 5.

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

As of March 31, 2025 and June 30, 2024, no shares of Preferred Stock were outstanding.

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

During the nine months ended March 31, 2025, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

July 2024	2,250,000	$0.01	$2,250	$20,250	$22,500
July 2024	200,000	0.10	200	19,800	20,000
September 2024	80,000	0.10	80	7,920	8,000
October 2024	40,000	0.10	40	3,960	4,000
January 2025	120,000	0.10	120	11,880	12,000
February 2025	76,000	0.10	76	7,524	7,600
March 2025	10,000	0.10	10	990	1,000

Total	2,776,000		$2,776	$72,324	$75,100

●	During July 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

●	On July 29, 2024, the Company entered into a licensing agreement for the distribution of coconut water in France. Among other considerations, the Company issued 200,000 shares of common stock for the licensing agreement valued at $0.10 per share or $20,000.

●	During September 2024, the Company issued 80,000 shares of common stock for cash at a price of $0.10 per share or $8,000.

●	During October 2024 the Company issued 40,000 shares of common stock for cash at a price of $0.10 per share or $4,000.

●	During January 2025, the Company issued 120,000 shares of common stock for cash at a price of $0.10 per share or $12,000.

●	During February 2025, the Company issued 76,000 shares of common stock for cash at a price of $0.10 per share or $7,600.

●	During March 2025, the Company issued 10,000 shares of common stock for cash at a price of $0.10 per share or $1,000.

During the period ended June 30, 2024, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

June 13, 2024	5,100,000	$0.001	$5,100	$—	$5,100
June 2024	2,250,000	0.01	2,250	20,250	22,500

Total	7,350,000		$7,350	$20,250	$27,600

●	On June 13, 2024, the Company issued 5,100,000 shares of common stock for cash as founders shares to the CEO of the Company at $0.001 per common stock or $5,100; and

●	During June 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

5. SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2025. During this period, the Company did not have any material recognizable subsequent events required to be disclosed other than the following: During April 2025 the Company’s former CEO and director repaid a $2,500 loan from the Company which was payable on demand.

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

In consideration for the license, we:

●	issued Monarch Media 200,000 shares of our common stock; and

●	agreed to pay Monarch Media each year a royalty of:

●	10% of the net sales of CocoLove water between US $100,000 and US $500,000;
●	7% of the net sales of CocoLove water between US $500,000 and US $1,000,000; and
●	4% of the net sales of CocoLove water greater than US $1,000,000;

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

Management Change

On March 31, 2025, Joseph C. Henn was appointed as a director, Chief Executive Officer, Chief Financial and Accounting Officer and the Company’s Secretary. Following the appointment of Mr. Henn as an officer and director, Anthony Kerrigone resigned as an officer and director of the Company. Mr. Kerrigone’s resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

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

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, we experienced a net loss of $9,902 of which $7,310 related to professional fees primarily related for continuous disclosure as a reporting issuer.

Nine Months Ended March 31, 2025

For the nine months ended March 31, 2024, we experienced a net loss of $82,718. The loss was attributable to $55,987 in professional fees primarily related to our Form S-1 registration statement and $20,000 related to the licensing agreement for the CocoLove water.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $8,963 which we obtained from the private sales of our common stock. This compares with cash of $17,594 as at June 30, 2024. Cash used in operating activities totaled $83,731 during the nine months ended March 31, 2025 which was primarily used to fund operating expenses related to our business and Form S-1 registration statement. Cash provided by financing activity was $75,100 during the nine months ended March 31, 2025 related to funds raised in furtherance of our business plan. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

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

Our projected requirements for the twelve months ending March 31, 2026 are as follows:

Description	Amount

Sales and marketing for CocoLove	$100,000
Obtaining new licenses for the distribution of products	$50,000

We will need additional capital to fund our projected capital requirements.

Significant Accounting Policies

See Note 2 to financial statements included as part of this Quarterly Report for a discussion of our significant accounting policies. As of March 31, 2025 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2025, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

During the period covered by this Report, being the three months ended March 31, 2025, the Company sold 206,000 unregistered common shares for gross cash proceeds of $20,600. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the sale of these shares. The individuals who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The individuals who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2025.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.1 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024.)

3.2	Bylaws of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.2 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Interim Balance Sheets, (ii) Condensed Interim Statements of Operations, (iii) Condensed Interim Statements Equity, (iv) Condensed Interim Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Interim Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE HOLDINGS INC.
(Registrant)

Date: May 2, 2025	By:	/s/ Joseph C. Henn
Joseph C. Henn
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

