Form 10-K
period 2025-06-30
Blue Line Holdings, Inc.
filed 2025-09-25
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-282317

BLUE LINE HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Colorado	99-3114735
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Lakewood Blvd. Lynbrook, NY	11563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 776-3349

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $522,000.

As of September 25, 2025, there were 10,126,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” in Item 2 of this report. Since we are a development stage company as defined under Regulation S-K, Item 10, and have not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including development risks, competition from well-funded competitors, and its ability to manage growth.

You should read this Report and the documents that we incorporate by reference in this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

ITEM 1.	BUSINESS

Corporate History

We were formed as a Colorado corporation on May 16, 2024. At present we plan to secure licensing agreements for the sale of functional beverages with key industry players and acquire assets that complement our core business and drive growth. We may also seek to obtain licensing agreements for products outside of the functional beverage market. As of the date of this 10-K, we were in the development stage and had one licensing agreement giving us the right to sell flavored water in France.

Industry Overview

The global flavored water market was estimated to be US $16 billion in 2022, increasing at a 10% CAGR from 2023 to 2033. By 2031, the flavored water industry is predicted to be valued at US $37.65 billion (Straits Research, March 2024). The market is expected to remain positive in the forthcoming years.

The increasing preference for flavored, healthy, and functional drinks has been boosting the growth of the market across the globe. Consumers are showing interest in exploring innovative beverages infused with fruits, herbs, other healthy ingredients. The market witnessed rapid growth during the COVID-19 pandemic due to the increased health concerns, which augmented the demand for flavored hydration products enriched with the benefits of minerals and vitamins, especially among health-conscious consumers with mid-to high-income levels.

Consumers, especially millennials and Gen Z, in the developed economies, such as the U.S., are spending more on flavored water. The trend of zero-calorie, zero-sugar, and low-carb content soft drinks is rising across the globe, which is also boosting the market growth. Citrus and berry flavors are gaining traction among consumers due to their refreshing tastes. The natural flavors are gaining traction due to their health benefits and refreshing tastes.

As a result, producers have been launching beverages with such flavors that help improve physical and mental health. Over the past few years, consumer preference is shifting from sugary carbonated soft drinks to healthy drinks. Moreover, the continuous introduction of new flavors, innovative packaging, and incorporation of functional ingredients have helped in shaping and boosting the global market. Companies are adding vitamins and minerals to their drinks to attract modern consumers.

With the growing awareness regarding sustainability and the environment among consumers, industry players are increasingly offering flavored waters in sustainable packaging. Several brands offer their drinks in aluminum cans to appeal to environmentally conscious consumers. Furthermore, consumers are looking for drinks that are sourced and produced sustainably. This trend has been creating growth opportunities for the market players.

The supermarkets and hypermarkets segment have accounted for the largest revenue share and will grow further at a steady CAGR from 2023 to 2028. A large number of consumers prefer buying bottled water from supermarkets & hypermarkets due to the shopping experience. Services, such as home delivery and click & collect, at several supermarkets have also been attracting consumers. Walmart, Carrefour, Woolworths, Magnit and Edeka are among the leading supermarket chains across the globe.

Convenience stores are also a prominent distribution channel for the market. With the growing number of convenience stores, product sales through this distribution channel have been rising significantly over the years. The online distribution channel segment is expected to register the fastest CAGR during the next three years. The provision of competitive pricing and hassle-free home delivery are driving the growth of this sales channel. Furthermore, the high penetration of the Internet across the globe is expected to boost product sales via online platforms over the coming years.

The still (not sparkling) product segment is expected to register the fastest CAGR during forecast years. The availability of a wide range of still water products that are enriched with minerals, antioxidants, vitamins, and caffeine is estimated to boost the segment growth in the years to come. Furthermore, the perception about sparkling drinks that they cause low bone mineral density and tooth decay has been encouraging many consumers to shift towards still alternatives.

The increasing availability of the still variants infused with various fruits, such as watermelon, blueberry, blackberry, lemon, mango, pomegranate, and mandarin orange, is boosting the consumption of the products.

North America accounted for the largest revenue share of flavored water in 2023 and will expand further at a steady CAGR from 2024 to 2028 due to the rising product consumption as a healthy alternative to other carbonated drinks. Several popular brands, such as bubbly, AHA, Talking Rain, Nestlé Pure Life, Perrier, Schweppes, and LaCroix, offer a wide range of products in the region. Thus, the increased accessibility of the product has been boosting product adoption in the region.

Europe holds a significant share of the global market. Natural flavored and naturally carbonated waters with high levels of minerals make it more appealing to health-conscious consumers. The flavors added to the drinks are often obtained from natural fruit extracts. The product sales are strong in several countries, such as Germany, the U.K., Italy, Spain, and France, where the product is often served with meals in restaurants.

Asia Pacific is estimated to be the fastest-growing regional market from 2023 to 2028. Increasing consumer preference for the product, coupled with the expansion of quick-service and full-service restaurants, is likely to create a positive outlook for the market in the region. The rising consumer awareness about the benefits of following a healthy lifestyle has fueled the demand for healthy foods and beverages, which, in turn, will support the regional market growth.

Furthermore, the surge in disposable income of consumers has changed their food and beverage consumption patterns globally. Consumers are highly inclined toward the consumption of healthy foods and beverages and limiting the intake of sugary drinks that have adverse health effects. Many restaurants and bars have been serving the product, resulting in an optimistic outlook for the growth of flavored water over the forecast period.

The key players have been implementing various expansion strategies, such as mergers & acquisitions and new product launches, to strengthen their market share. Some of the key players operating in the global flavored water market include:

●	Nestlé
●	Talking Rain
●	PepsiCo, Inc.
●	The Coca-Cola Company
●	Hint, Inc.
●	Spindrift
●	National Beverage Corp.
●	Sanpellegrino S.P.A.
●	KeurigDr Pepper, Inc.
●	Saratoga Spring Water Company
●	VitaCoco

Sale of CocoLove Water

In July, 2024 we signed an agreement with Monarch Media which gave us the exclusive license to distribute CocoLove water in France. CocoLove water, manufactured by Monarch Media, is a coconut flavored water and is 100% organic with no sugar added and no artificial flavors or colors added. CocoLove water uses no plastic or tetra packaging and is in a can for upcycling and recycling purposes. As of the date of this 10-K, CocoLove water was available for sale in approximately 2,000 retail outlets in the United States. We plan to buy CocoLove water from Monarch Media and Monarch Media will ship CocoLove water from its bottling plant to locations designated by us.

Our license to sell CocoLove water is exclusive subject to Monarch Media’s right to sell CocoLove water in France using its own sales channels. Monarch Media has no obligation to compensate us if it uses its own sales channels to sell CocoLove water in France.

In consideration for the license, we:

●	issued Monarch Media 200,000 shares of our restricted common stock; and

●	agreed to pay Monarch Media each year a royalty of:

	●	10% of the net sales of CocoLove water between US $100,000 and US $500,000;
	●	7% of the net sales of CocoLove water between US $500,000 and US $1,000,000; and
	●	4% of the net sales of CocoLove water greater than US $1,000,000;

No royalty will be due on net sales of CocoLove water in any calendar year less than $100,000.

Monarch Media may terminate our license in the event that annual royalties paid by us to Monarch Media are not at least $5,000 within each twelve month period beginning August, 2025

We will market CocoLove water in France by:

●	Social media, targeting young, urban professions seeking alternatives to plain water;
●	Various media channels;
●	Promotions in colleges and universities; and
●	In-store promotions.

We will distribute CocoLove water to our customers in France through:

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

CocoLove water uses no plastic or tetra packaging and is always in a can for upcycling and recycling purposes. Although we have performed preliminary research into French distributors and retailers, as of the date of this 10-K, we have not begun any marketing or distribution efforts.

Seasonality

Sales of flavored water are seasonal, with the highest sales volumes typically occurring in the second and third calendar quarters, which correspond to the warmer months of the year. Conversely, the first quarter often records the lowest sales figures.

Competition

CocoLove water will compete with other coconut water companies and all categories of non-alcoholic liquid refreshments. The liquid refreshment markets are highly competitive, and include international, national, regional and local producers and distributors. All of our competitors have greater marketing and financial resources than we will have.

Item 1A.	Risk Factors

We have a limited operating history, and may never be profitable.

Since we have only limited operations and have an unproven business plan, it is difficult for potential investors to evaluate our business. There can be no assurance that we will be profitable or that our securities will have any value.

Any forecasts we make concerning our operations may prove to be inaccurate. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

We need additional capital to implement our business plan.

We will need to obtain additional capital to implement our business plan from the sale of our securities, through loans from third parties, or from the sale of CocoLove water. We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of our existing stockholders, may be at prices substantially below the market price of our common stock and may cause the market price of common stock to decline, should a market for our common stock develop in the future. Our failure to obtain the capital which we require may result in the slower implementation of our business plan.

The Company’s license to sell CocoLove water is not exclusive.

The Company’s license with Monarch Media to sell CocoLove water in France provides that Monarch Media may sell CocoLove water in France using its own sales channels with no obligation to compensate the Company. Although, to the Company’s knowledge, Monarch Media is not selling CocoLove water in France, if Monarch Media later decides to sell CocoLove water in France, Monarch Media’s efforts at present may result in the Company’s loss of sales.

Conducting business in France exposes us to uncertain conditions and other risks.

We do not have any experience operating in France and it may be costly to promote CocoLove water in France. We face substantial risks associated with the sale of CocoLove water, including economic or political instability in France; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations; and tariffs or trade restrictions. Also, the distribution and sale of products outside of the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions and potentially adverse tax consequences.

We rely on our management team and other key personnel.

We depend on the skills, experience, relationships, and continued services of key personnel, including our management team. In addition, our ability to achieve our operating goals also depends on our ability to recruit, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract and retain additional talented personnel. Any such loss or failure could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

At present, we anticipate we will derive all of our revenues from sale of CocoLove water, and competitive pressure in the functional beverage product category could adversely affect our business and operating results.

The functional beverage product industry is highly competitive. The principal areas of competition are pricing, packaging, distribution channel penetration, development of new products and flavors and marketing campaigns. Our products compete with a wide range of beverages produced by a relatively large number of manufacturers, many of which have substantially greater financial, marketing and distribution resources and name recognition than we do.

The increasing number of competitive products and limited amount of shelf space, including in coolers, in retail stores may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the functional beverage category as well as competition from the supplement category could impact our revenues, cause price erosion or lower market share, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The following may limit the growth of the flavored water market.

Bottled flavored water contributes to plastic waste, raising concerns about the environment. The growing emphasis on sustainability, as well as increased awareness of plastic pollution, might influence consumer choices and urge them to choose environment-friendly options.

Due to worries about artificial flavors, sweeteners, and additives, some consumers view flavored water to be less healthy or natural than plain water. This notion may discourage health-conscious consumers from seeking out flavored water.

Flavored water is frequently more expensive than plain water, which can limit its uptake, particularly in price-sensitive markets. Consumers may be hesitant to spend more for flavored water when they may flavor ordinary water for less money or choose other less expensive beverage options.

As of the date of this 10-K there was no market for our common stock.

As a result, you may be unable to sell your shares of our common stock.

Going Concern

We identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Primarily as a result of our expected continued future losses, management has identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, obtaining additional financing. In addition, in their report on our financial statements, our independent public accounting firm has included an explanatory paragraph concerning our ability to continue as a going concern.

Our Directors have the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate control.

Our Articles of Incorporation allows our Directors to issue shares of preferred stock without any vote or further action by our stockholders. Joseph Henn, as our sole director, has the authority to fix and determine the relative rights and preferences of any preferred stock we may issue. As a result, Mr. Henn could authorize the issuance of a series of preferred stock that would grant to holders multiple votes per share, the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in transactions such as mergers or tender offers if these transactions are not favored by our management.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends on our common stock directly depends upon our future earnings, capital requirements, financial requirements and other factors that our Directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the value of our common stock.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity for our common stock if and when it is publicly-traded.

Trades of the Company’s common stock, should a market ever develop, may be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

You may have difficulty depositing your shares with a broker, if a market for our common stock ever develops, or selling shares of our common stock.

Many securities brokers will not accept securities for deposits and will not sell securities which:

●	are considered penny stocks or

●	trade in the over-the-counter market

Further, for a securities broker which will, under certain circumstances, sell securities which fall under any or all of the categories listed above, the customer, before the securities broker will accept the shares for deposit, must often complete a questionnaire detailing how the customer acquired the shares, provide the securities broker with an opinion of an attorney concerning the ability of the shares to be sold in the public market, and pay a “legal review” fee which in some cases can exceed $1,000.

For these reasons, investors may have difficulty selling shares of our common stock.

Risks associated with being an emerging growth company

As long as we remain an Emerging Growth Company, we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We have not yet established or adopted policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. During the year ended June 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2	PROPERTIES

In July, 2024 we signed an agreement with Monarch Media which gave us the exclusive license to distribute CocoLove water in France.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any market as of the date of this 10-K.

Holders of Common Stock

As of June 30, 2025, there were 40 record owners of our common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended June 30, 2025, the Company sold 2,576,000 unregistered shares of common stock for gross cash proceeds of $55,100. During the fiscal year ended June 30, 2025, the Company issued 200,000 unregistered shares of common stock in partial consideration for the License Agreement to sell CocoLove water in France. The Company relied upon the exemptions provided by Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) and Regulation S of the Securities and Exchange Commission with respect to the sale and issuance of these shares. The individuals who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The individuals who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended June 30, 2025, we did not repurchase any of our securities.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, “Blue Line”, the “Company”, “we”, or “our” refer to Blue Line Holdings, Inc., unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Overview and Planned Activities

We were formed as a Colorado corporation on May 16, 2024. At present we plan to secure licensing agreements for the sale of functional beverages with key industry players and acquire assets that complement our core business and drive growth. We may also seek to obtain licensing agreements for products outside of the functional beverage market. As of the date of this 10-K, we were in the development stage and had one licensing agreement giving us the right to sell flavored water in France.

Results of Operations

Since we were incorporated on May 16, 2024, we have had limited historical operating results and no meaningful comparative financial results.

Year Ended June 30, 2025

For the year ended June 30, 2025, we experienced a net loss of $106,125. The loss was attributable to $76,997 in professional fees primarily related to our Form S-1 registration statement and $20,000 related to the licensing agreement for the CocoLove water.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $8,816 which we obtained from the private sales of our common stock. This compares with cash of $17,594 as at June 30, 2024. Cash used in operating activities totaled $83,878 during the year ended June 30, 2025 which was primarily used to fund operating expenses related to our business and Form S-1 registration statement. Cash provided by financing activity was $75,100 during the year ended June 30, 2025 related to funds raised in furtherance of our business plan. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

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

Our projected requirements for the twelve months ending September 30, 2026 are as follows:

Description	Amount

Sales and marketing for CocoLove	$100,000
Obtaining new licenses for the distribution of products	$50,000

We will need additional capital to fund our projected capital requirements.

Significant Accounting Policies

See Note 2 to financial statements included as part of this Annual Report for a discussion of our significant accounting policies. As of June 30, 2025 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue line holdings, inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blue Line Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Line Holdings, Inc. (the “Company”) as of June 30, 2025 and 2024, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2025, and for the period from May 16, 2024 (date formation) to June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the year ended June 30, 2025 and for the period from May 16, 2024 (date formation) to June 30, 2024,, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates. The critical audit matters are not required for audits of non-accelerated filers. Accordingly, no critical audit matters were determined.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

September 25, 2025

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Blue Line Holdings, Inc.

Balance Sheets

	June 30, 2025	June 30, 2024
ASSETS
CURRENT ASSETS
Cash	$8,816	17,594
Prepaids	11,500	7,125
Total Current Assets	20,316	24,719

TOTAL ASSETS	$20,316	24,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,622	6,000
Total Current Liabilities	32,622	6,000
TOTAL LIABILITIES	32,622	6,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,126,000 and 7,350,000 shares issued and outstanding	10,126	7,350
Additional paid-in capital	92,574	20,250
Accumulated deficit	(115,006)	(8,881)
Total Stockholders’ Equity	(12,306)	18,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,316	24,719

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statement of Operations

	June 30, 2025	May 16, 2024 (date of formation) to June 30, 2024
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	76,997	8,875
Transfer agent and filing fees	6,100	—
General and administrative	1,028	6
Licensing fee	20,000	—
Management fees	2,000	—
TOTAL OPERATING EXPENSES	106,125	8,881

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(106,125)	(8,881)

INCOME TAXES	—	—

NET LOSS	$(106,125)	$(8,881)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.11)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	9,817,005	2,276,667

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, May 16, 2024 (date of formation)	—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share	5,100,000	5,100	—	—	5,100
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Net loss	—	—	—	(8,881)	(8,881)
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333

Common stock issued for cash at $0.10 per share	40,000	40	3,960	—	4,000
Net loss	—	—	—	(20,930)	(20,930)
Balance, December 31, 2024	9,920,000	9,920	72,180	(81,697)	403
Common stock issued for cash at $0.10 per share	206,000	206	20,394	—	20,600
Net loss	—	—	—	(9,902)	(9,902)
Balance, March 31, 2025	10,126,000	10,126	92,574	(91,599)	11,101
Net loss	—	—	—	(23,407)	(23,407)
Balance, June 30, 2025	10,126,000	10,126	92,574	(115,006)	(12,306)

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statement of Cash Flows

	June 30, 2025	May 16, 2024 (date of formation) to June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,125)	(8,881)
Changes in assets and liabilities:
Prepaid expense	(4,375)	(7,125)
Accounts payable and accrued liabilities	26,622	6,000
Net cash used by operating activities	(83,878)	(10,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	75,100	27,600
Net cash provided by financing activities	75,100	27,600

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,778)	17,594

Cash, beginning of period	17,594	—
Cash, end of period	$8,816	17,594

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

Blue Line Holdings, Inc., (the “Company”) is an industrial Company looking to introduce its licensed product in the European market. The Company was incorporated on May 16, 2024 in Colorado.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of June 30, 2025, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $115,006 as of June 30, 2025 (2024 - $8,881).

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2025, the Company’s cash position did not exceed federally insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company is currently a pre-revenue company but expects to generate revenue in the future.

Blue Line Holdings, Inc.

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company has one reportable operating segment, the sale of flavored water. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages the Company. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM. The CODM assesses performance for the sale of flavored water and decides how to better allocate resources based on operating results. The Company’s objective in making resource allocation decisions is to optimize the Company’s financial results. The accounting policies of its flavored water segment are the same as those described below.

Functional Currency

Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional and reporting currency of the Company is the U.S. Dollar (“USD” or “$”). All amounts in these financial statements are in USD, unless otherwise stated.

Transactions in currencies other than the entity’s functional currency are recorded at the exchange rate prevailing at the dates of the transactions. Monetary assets and liabilities are translated using the period end foreign exchange rate. Non-monetary assets and liabilities are translated using the historical rate. All gains and losses on translation of these foreign currency transactions are included in the statements of operations.

Property and Equipment

The Company records its property and equipment at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of fixed assets, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company depreciates its fixed assets over their respective estimated useful lives ranging from three to fifteen years.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of June 30, 2025.

Blue Line Holdings, Inc.

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the year ended June 30, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of June 30, 2025.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2025.

Blue Line Holdings, Inc.

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of June 30, 2025.

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

As of June 30, 2025, the Company did not have an employment or severance agreement with its sole officer and director. The Company paid the former sole officer and director $2,000 in management fees during the year ended June 30, 2025 and did not accrue or pay the current sole officer and director any consideration during the year ended June 30, 2025. During the year ended June 30, 2025, the Company’s former officer and director borrowed $2,500 from the Company which was payable on demand. The loan was repaid during the year ended June 30, 2025.

4.	STOCKHOLDERS’ EQUITY

The authorized capital of the Company consists of 100,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001.

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

Blue Line Holdings, Inc.

Notes to Financial Statements

As of June 30, 2025 and June 30, 2024, no shares of Preferred Stock were outstanding.

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

During the year ended June 30, 2025, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

July 2024	2,250,000	$0.01	$2,250	$20,250	$22,500
July 2024	200,000	0.10	200	19,800	20,000
September 2024	80,000	0.10	80	7,920	8,000
October 2024	40,000	0.10	40	3,960	4,000
January 2025	120,000	0.10	120	11,880	12,000
February 2025	76,000	0.10	76	7,524	7,600
March 2025	10,000	0.10	10	990	1,000

Total	2,776,000		$2,776	$72,324	$75,100

●	During July 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

●	On July 29, 2024, the Company entered into a licensing agreement for the distribution of coconut water in France. Among other considerations, the Company issued 200,000 shares of common stock for the licensing agreement valued at $0.10 per share or $20,000. This was a non-cash share issuance.

●	During September 2024, the Company issued 80,000 shares of common stock for cash at a price of $0.10 per share or $8,000.

●	During October 2024 the Company issued 40,000 shares of common stock for cash at a price of $0.10 per share or $4,000.

●	During January 2025, the Company issued 120,000 shares of common stock for cash at a price of $0.10 per share or $12,000.

●	During February 2025, the Company issued 76,000 shares of common stock for cash at a price of $0.10 per share or $7,600.

●	During March 2025, the Company issued 10,000 shares of common stock for cash at a price of $0.10 per share or $1,000.

Blue Line Holdings, Inc.

Notes to Financial Statements

4.	STOCKHOLDERS’ EQUITY (continued)

During the period ended June 30, 2024, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

June 13, 2024	5,100,000	$0.001	$5,100	$—	$5,100
June 2024	2,250,000	0.01	2,250	20,250	22,500

Total	7,350,000		$7,350	$20,250	$27,600

●	On June 13, 2024, the Company issued 5,100,000 shares of common stock for cash as founders shares to the CEO of the Company at $0.001 per common stock or $5,100; and

●	During June 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

5.	INCOME TAXES

Reconciliation of the statutory federal income tax rates consists of the following:

	Year ended June 30, 2025	May 16, 2024 (date of formation) to June 30, 2024
Federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
Tax rate	0%	0%

Significant components of the deferred tax assets are as follows:

Deferred tax asset

Net operating loss	$22,286	$1,865
Total	22,286	1,865
Valuation allowance	(22,286)	(1,865)
Net deferred tax asset	$-	$-

As of June 30, 2025, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $24,151 for federal purposes, with no expiration which are subject to an 80% limitation upon utilization. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit. The amount of the valuation allowance could be reduced in the near-term if estimates of future benefits and taxable income, based on subsequently available evidence, can be deemed to be reliable in order to determine the likelihood of realizing the deferred tax asset. The Company files income tax returns in the U.S. federal jurisdiction. The Company is also subject to state filing requirements and files respective tax returns accordingly. The tax return for the year 2025 remains subject to examinations but there are currently no ongoing exams.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the year ended June 30, 2025, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended June 30, 2025.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Joseph Henn	59	Chief Executive Officer and a Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Joseph Henn was appointed our Chief Executive Officer and a director on March 31, 2025, replacing Anthony Kerrigone.

Mr. Henn has been a securities broker since 1986. From November 2023 to July 2024 Mr. Henn was a securities broker with Cova Capital Partners, LLC. From September 2019 to July 2023 Mr. Henn was a securities broker with Paulson Investment Company, LLC. Mr. Henn has been semi-retired since July 2024. Mr. Henn owns 5,100,000 shares of the Company’s common stock after purchasing the shares from Anthony Kerrigone.

Our directors serve until the next annual meeting of our shareholders and until their successors have been duly elected and qualified or until they are removed. Our officers serve at the discretion of our directors.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of associated with such committees, has not been justified under our current circumstances.

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee.

We do not currently have a Code of Ethics. However, the Company intends to adopt a Code of Ethics as its operations expand and additional officers and employees are engaged.

ITEM 11.	EXECUTIVE COMPENSATION

During the period ended June 30, 2025 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Joseph Henn	2025	$—	$—	$—	$—
Chief Executive Officer	2024	$—	$—	$—	$—

Anthony Kerrigone	2025	$2,000	$—	$—	$2,000
Former Chief Executive Officer	2024	$—	$—	$—	$—

On March 31, 2025, Joseph C. Henn was appointed as a director, Chief Executive Officer, Chief Financial and Accounting Officer, and Secretary of the Company. Following the appointment of Mr. Henn as officer and director, Anthony Kerrigone resigned as an officer and director of the Company. Mr. Kerrigone’s resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

As of June 30, 2025, the Company did not have an employment or severance agreement with its sole officer and director. Mr. Henn has agreed to serve without compensation until the Company’s financial condition improves. During the year ended June 30, 2025, we did not compensate any person for serving as a director.

Transactions With Former Related Parties

The Company paid Anthony Kerrigone, the former sole officer and director, $2,000 in management fees during the year ended June 30, 2025. During the year ended June 30, 2025, Anthony Kerrigone, the Company’s former officer and director, borrowed $2,500 from the Company which was payable on demand. The loan was repaid during the year ended June 30, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of June 30, 2025, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	Percent of Outstanding Shares

Joseph Henn	5,100,000	50.4%
All officers and directors as a Group (1 person)	5,100,000	50.4%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Henn is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BCRG Certified Public Accountants has been engaged as the Company’s independent registered public accounting firm since July 31, 2024 and audited the Company’s financial statements as of and for the fiscal year ended June 30, 2025 and the period from formation on May 16, 2024 to June 30, 2024. The following table sets out the aggregate fees billed for the period and for the categories of fees described:

	Year ended June 30, 2025	May 16, 2024 (date of formation) to June 30, 2025

Audit fees(1)	$24,000	$10,000
Audit-related fees(2)	-	-
Tax fees(3)	1,000
All other fees	-	-
Total Fees	$25,000	$10,000

(1)	Audit fees consist of the aggregate fees billed or expected to be billed by BCRG for the audit of the Company’s annual financial statements, reviews of interim financial statements, consents, comfort letters and financial accounting and reporting consultations.
(2)	Audit-related fees are fees for professional services rendered for other attest services, accounting consultations and audits in connection with acquisitions, and attest services related to financial reporting that are not required by statute or regulation.
(3)	Tax fees consist of fees for professional services rendered in connection with tax compliance, tax advice and tax planning.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See “Exhibit Index” on the following page.

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File #333-282317)

3.2	Bylaws of Blue Line Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File #333-282317).

10.1	License Agreement with Monarch Media, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File #333-282317.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 2025.

BLUE LINE HOLDINGS, INC.
(Registrant)

By:	/s/ Joseph C. Henn
Joseph C. Henn
Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph C. Henn		September 25, 2025
Joseph C. Henn	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent a Proxy Statement to its shareholders prior to the filing of this 10-K report. The Company does not plan to send a Proxy Statement to its shareholders subsequent to the filing of this 10-K report.

