Form 10-Q
period 2025-09-30
Blue Line Holdings, Inc.
filed 2025-11-12
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there are 10,126,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BLUE LINE HOLDINGS INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2025

(unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” in our on Form 10-K. Since we are a development stage company as defined under Regulation S-K, Item 10, and has not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including development risks, competition from well-funded competitors, and its ability to manage growth.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Blue Line Holdings, Inc.

Unaudited Condensed Balance Sheets

	(Unaudited) September 30, 2025	June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$490	8,816
Prepaids	10,000	11,500
Total Current Assets	10,490	20,316

TOTAL ASSETS	$10,490	20,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,912	32,622
Promissory note	3,000	-
Total Current Liabilities	32,912	32,622
TOTAL LIABILITIES	32,912	32,622

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,126,000 shares issued and outstanding	10,126	10,126
Additional paid-in capital	92,574	92,574
Accumulated deficit	(125,122)	(115,006
Total Stockholders’ Equity	(22,422)	(12,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,490	20,316

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Operations

(Unaudited)

	(Unaudited) Three Months ended September 30,
	2025	2024
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	7,540	29,312
Transfer agent and filing fees	2,250	-
General and administrative	326	574
Licensing fee	—	20,000
Management fees	—	2,000
TOTAL OPERATING EXPENSES	10,116	51,886

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10,116)	(51,886)

INCOME TAXES	—	—

NET LOSS	$(10,116)	$(51,886)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,126,000	9,221,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	10,126,000	10,126	92,574	(115,006)	(12,306)
Net loss	—	—	—	(10,116)	(10,116)
Balance, September 30, 2025	10,126,000	10,126	92,574	(125,122)	(22,422)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Cash Flows

(Unaudited)

	(Unaudited) Three months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,116)	(51,886)
Changes in assets and liabilities:
Prepaid expense	1,500	1,125
Accounts payable and accrued liabilities	(2,710)	11,187
Net cash used by operating activities	(11,326)	(39,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,500
Proceeds from issuance of promissory note	3,000	-
Net cash provided by financing activities	3,000	50,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,326)	10,926

Cash, beginning of period	8,816	17,594
Cash, end of period	$490	28,520

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying interim unaudited financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of September 30, 2025, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $125,122 as of September 30, 2025 (June 30, 2025 - $115,006).

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The Company has adopted a June 30 fiscal year end. These unaudited interim financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2025 contained in the Company’s registration statement on Form S-1. In the opinion of management, the unaudited interim financial statements included herein contain all adjustments, all of which were of a normal recurring nature, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2025, the Company’s cash position did not exceed federally insured limits.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of September 30, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the three months ended September 30, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of September 30, 2025.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of September 30, 2025.

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

As of September 30, 2025, the Company had no employment nor severance agreement with its sole officer and director. The Company paid the former sole officer and director $2,000 in management fees during the year ended June 30, 2025 and did not accrue or pay the current sole officer and director any consideration during the three months ended September 30, 2025. During the year ended June 30, 2025, the Company’s former officer and director borrowed $2,500 from the Company which was paid back in the same period.

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

As of September 30, 2025 and June 30, 2025, no shares of Preferred Stock were outstanding.

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

During the three months ended September 30, 2025, there were no equity transactions. During the year ended June 30, 2025, Company had the following equity transactions:

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

5. PROMISSORY NOTE

During the three months ended September 30, 2025, the Company borrowed $3,000 from a shareholder for working capital and issued a promissory note for $3,000. The note is payable on demand and bears no interest.

6. SUBSEQUENT EVENTS

Subsequent to the three months ended September 30, 2025, the Company borrowed $3,000 from the sole officer and director of the Company and borrowed $3,000 from a third party both through issuance of promissory notes. The notes are payable on demand and bear no interest.

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

Three Months Ended September 30, 2025

For the three months ended September 30, 2025, we experienced a net loss of $10,116 of which $7,540 related to professional fees primarily related for continuous disclosure as a reporting issuer. This compares with a net loss of $51,886 during the comparative September 30, 2024 period in which the Company incurred $29,312 in professional fees as part of its Form S-1 registration statement and $20,000 related to the licensing agreement for CocoLove water.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $490 which we obtained from the private sales of our common stock. This compares with cash of $8,816 as at June 30, 2025. Cash used in operating activities totaled $11,326 during the three months ended September 30, 2025 as compared to cash used of $39,574 in the comparative 2024 period. During both periods, cash was primarily used to fund operating expenses related to our business and for the Form S-1 registration statement in the comparative 2024 period. Cash provided by financing activity was $50,500 during the three months ended September 30, 2024 related to funds raised in furtherance of our business plan compared to no proceeds from financings during the current 2025 period. During the three months ended September 30, 2025, the Company borrowed $3,000 from a shareholder for working capital and issued a promissory note that is payable on demand. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

Subsequent to the three months ended September 30, 2025, the Company borrowed $3,000 from the sole officer and director of the Company and borrowed $3,000 from a third party both through issuance of promissory notes. The notes are payable on demand and bear no interest.

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

Significant Accounting Policies

See Note 2 to financial statements included as part of this Quarterly Report for a discussion of our significant accounting policies. As of September 30, 2025 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2025, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

During the period covered by this Report, the Company did not sell any unregistered common shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2025.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.1 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024.)

3.2	Bylaws of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.2 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Interim Balance Sheets, (ii) Condensed Interim Statements of Operations, (iii) Condensed Interim Statements Equity, (iv) Condensed Interim Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Interim Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE HOLDINGS INC.
(Registrant)

Date: November 12, 2025	By:	/s/ Joseph C. Henn
Joseph C. Henn
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

