Form 10-Q
period 2025-12-31
Blue Line Holdings, Inc.
filed 2026-02-03
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56801

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

As of February 3, 2026, there are 10,226,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BLUE LINE HOLDINGS INC.

Quarterly Report on Form 10-Q

For the quarter ended December 31, 2025

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Blue Line Holdings, Inc.

Unaudited Condensed Balance Sheets

	(Unaudited) December 31, 2025	June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$15,713	8,816
Prepaids	15,975	11,500
Total Current Assets	31,688	20,316

TOTAL ASSETS	$31,688	20,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,422	32,622
Promissory notes	59,000	-
Total Current Liabilities	82,422	32,622
TOTAL LIABILITIES	82,422	32,622

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,226,000 shares issued and outstanding as of December 31, 2025 (10,126,000 as of June 30, 2025)	10,226	10,126
Additional paid-in capital	102,474	92,574
Accumulated deficit	(163,434)	(115,006)
Total Stockholders’ Equity	(50,734)	(12,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,688	20,316

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Operations

(Unaudited)

	(Unaudited) Three Months ended December 31,		(Unaudited) Six Months ended December 31,
	2025	2024	2025	2024
REVENUES	—	—	$—	$—

OPERATING EXPENSES:
Professional fees	9,010	19,365	16,550	48,677
Transfer agent and filing fees	28,351	1,500	30,601	1,500
General and administrative	951	65	1,277	639
Licensing fee	—	—	—	20,000
Management fees	—	—	—	2,000
TOTAL OPERATING EXPENSES	38,312	20,930	48,428	72,816

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(38,312)	(20,930)	(48,428)	(72,816)

INCOME TAXES	—	—	—	—

NET LOSS	(38,312)	(20,930)	$(48,428)	$(72,816)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.00)	(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,143,391	9,916,304	10,134,696	9,568,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333
Common stock issued for cash at $0.10 per share	40,000	40	3,960	—	4,000
Net loss	—	—	—	(20,930)	(20,930)
Balance, December 31, 2024	9,920,000	9,920	72,180	(81,697)	403

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	10,126,000	10,126	92,574	(115,006)	(12,306)
Net loss	—	—	—	(10,116)	(10,116)
Balance, September 30, 2025	10,126,000	10,126	92,574	(125,122)	(22,422
Common stock issued for entering into promissory notes at $0.10 per share	100,000	100	9,900	—	10,000
Net loss	—	—	—	(38,312)	(38,312)
Balance, December 31, 2025	10,226,000	10,226	102,474	(163,434)	(50,734)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statement of Cash Flows

(Unaudited)

	(Unaudited) Six months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,428)	(72,816)
Adjustments to reconcile net loss to net cash used by operating activities
Common shares issued for issuance of promissory notes	900	—
Changes in assets and liabilities:
Prepaid expense	4,625	2,625
Accounts payable and accrued liabilities	(9,200)	13,552
Net cash used by operating activities	(52,103)	(56,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	54,500
Proceeds from issuance of promissory notes	59,000	-
Net cash provided by financing activities	59,000	54,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,897	(2,139)

Cash, beginning of period	8,816	17,594
Cash, end of period	$15,713	15,455

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying interim unaudited financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of December 31, 2025, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $163,434 as of December 31, 2025 (June 30, 2025 - $115,006).

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The Company has adopted a June 30 fiscal year end. These unaudited interim financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2025 contained in the Company’s 10-K report for the year ended June 30, 2025. In the opinion of management, the unaudited interim financial statements included herein contain all adjustments, all of which were of a normal recurring nature, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2025, the Company’s cash position did not exceed federally insured limits.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of December 31, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the three months ended December 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of December 31, 2025.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2025.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of December 31, 2025.

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

As of December 31, 2025, the Company had no employment nor severance agreement with its sole officer and director. The Company paid the former sole officer and director $2,000 in management fees during the year ended June 30, 2025 and did not accrue or pay the current sole officer and director any consideration during the three months ended December 31, 2025.

During the six months ended December 31, 2025, the Company borrowed $3,000 from the sole officer and director of the Company through issuance of a promissory note. The note is payable on demand and bears no interest. See Note 5. During the year ended June 30, 2025, the Company’s former officer and director borrowed $2,500 from the Company which was paid back in the same period.

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

As of December 31, 2025 and June 30, 2025, no shares of Preferred Stock were outstanding.

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

During the six months ended December 31, 2025, the Company had the following equity transaction:

		Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

December 2025	100,000	$0.10	$100	$9,900	$10,000

Total	100,000		$100	$9,900	$10,000

●	During December 2025, the Company issued 100,000 shares of common stock for consideration of the issuance of $50,000 in promissory notes at a deemed price of $0.10 per common stock or $10,000. See Note 5.

During the year ended June 30, 2025, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

July 2024	2,250,000	$0.01	$2,250	$20,250	$22,500
July 2024	200,000	0.10	200	19,800	20,000
September 2024	80,000	0.10	80	7,920	8,000
October 2024	40,000	0.10	40	3,960	4,000
January 2025	120,000	0.10	120	11,880	12,000
February 2025	76,000	0.10	76	7,524	7,600
March 2025	10,000	0.10	10	990	1,000

Total	2,776,000		$2,776	$72,324	$75,100

●	During July 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

●	On July 29, 2024, the Company entered into a licensing agreement for the distribution of coconut water in France. Among other considerations, the Company issued 200,000 shares of common stock for the licensing agreement valued at $0.10 per share or $20,000. This was a non-cash share issuance.

●	During September 2024, the Company issued 80,000 shares of common stock for cash at a price of $0.10 per share or $8,000.

●	During October 2024 the Company issued 40,000 shares of common stock for cash at a price of $0.10 per share or $4,000.

●	During January 2025, the Company issued 120,000 shares of common stock for cash at a price of $0.10 per share or $12,000.

●	During February 2025, the Company issued 76,000 shares of common stock for cash at a price of $0.10 per share or $7,600.

●	During March 2025, the Company issued 10,000 shares of common stock for cash at a price of $0.10 per share or $1,000.

5. PROMISSORY NOTE

During the six months ended December 31, 2025, the Company borrowed $3,000 from the sole officer and director and borrowed $6,000 from third parties for working capital. The promissory notes are payable on demand and bear no interest. See Note 3.

In addition, the Company issued promissory notes for $50,000 which are due June 30, 2026. In consideration, the Company issued 100,000 common shares to the lenders for interest at a deemed price of $0.10 per share or $10,000. The Company recorded $900 in interest expense during the six months ended December 31, 2025 related to the 100,000 common shares and the balance of $9,100 is in prepaids and will be expensed over the remaining term of the promissory notes. See Note 4.

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

Competition

CocoLove water will compete with other coconut water companies and all categories of non-alcoholic liquid refreshments. The liquid refreshment markets are highly competitive, and include international, national, regional and local producers and distributors. All of our competitors have greater marketing and financial resources than we have.

Results of Operations

Three Months Ended December 31, 2025

For the three months ended December 31, 2025, we experienced a net loss of $38,312 of which $28,351 related to transfer agent and filing fees primarily related to the cost of becoming Depository Trust Company (DTC) eligible for electronic clearing and the OTCID application. This compares with a net loss of $20,930 during the comparative December 31, 2024 period in which the Company incurred $19,365 in professional fees as part of its Form S-1 registration statement

Six Months Ended December 31, 2025

For the six months ended December 31, 2025, we experienced a net loss of $48,428 as compared to a net loss of $72,816 during the comparative December 31, 2024 period. The loss in the comparative period was attributable to $48,677 in professional fees related to our Form S-1 registration statement and $20,000 related to the licensing agreement for the CocoLove water.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $15,713 as compared with cash of $8,816 as at June 30, 2025. Cash used in operating activities totaled $52,103 during the six months ended December 31, 2025 as compared to cash used of $56,639 in the comparative 2024 period. During both periods, cash was primarily used to fund operating expenses related to our business and for continuous disclosure and the Form S-1 registration statement in the comparative 2024 period. Cash provided by financing activity was $59,000 from the issuance of promissory notes during the six months ended December 31, 2025 as compared to $54,500 in proceeds from the sale of common shares in the comparative 2024 period. During the six months ended December 31, 2025, we issued $9,000 in promissory notes that are payable on demand and $50,000 in promissory notes that are payable by June 30, 2026. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

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

Our projected requirements for the twelve months ending December 31, 2026 are as follows:

Description	Amount

Sales and marketing for CocoLove	$100,000
Obtaining new licenses for the distribution of products	$50,000

We will need additional capital to fund our projected capital requirements.

Significant Accounting Policies

See Note 2 to financial statements included as part of this Quarterly Report for a discussion of our significant accounting policies. As of December 31, 2025 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2025, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations of the Effectiveness of Controls and Procedures

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

Recent Sales of Unregistered Securities

During the six months ended December 31, 2025, the Company issued 100,000 unregistered shares of common stock in connection with the issuance of $50,000 in promissory notes. The common shares were issued at a deemed value of $0.10 per common share or $10,000 in total. The Company relied upon the exemptions from registration provided by Rule 506(b) of Regulation D of the Securities Act of 1933 with respect to the issuance of these shares. The parties who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The parties who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2025.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.1 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024.)

3.2	Bylaws of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.2 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Condensed Interim Balance Sheets, (ii) Condensed Interim Statements of Operations, (iii) Condensed Interim Statements Equity, (iv) Condensed Interim Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Interim Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE HOLDINGS INC.
(Registrant)

Date: February 3, 2026	By:	/s/ Joseph C. Henn
Joseph C. Henn
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

