Form 10-K
period 2026-06-30
Blue Line Holdings, Inc.
filed 2026-09-28
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

There was no established market of our voting and non-voting common equity as at December 31, 2025 so no value can be computed.

As of September 28, 2026, there were 10,281,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” in Item 1A of this report. Since we are a development stage company as defined under Regulation S-K, Item 10, and have not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including development risks, competition from well-funded competitors, and its ability to manage growth.

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

Industry Overview

The global flavored water market was estimated to be US $26 billion in 2025, increasing at a 6% CAGR from 2025 to 2034. By 2034, the flavored water industry is predicted to be valued at US $46 billion (Straits Research, March 2026). The market is expected to remain positive in the forthcoming years.

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

The supermarkets and hypermarkets segment have accounted for the largest revenue share. A large number of consumers prefer buying bottled water from supermarkets & hypermarkets due to the shopping experience. Services, such as home delivery and click & collect, at several supermarkets have also been attracting consumers. Walmart, Carrefour, Woolworths, Magnit and Edeka are among the leading supermarket chains across the globe.

Convenience stores are also a prominent distribution channel for the market. With the growing number of convenience stores, product sales through this distribution channel have been rising over the years. The online distribution channel segment is expected to register growth. The provision of competitive pricing and hassle-free home delivery are driving the growth of this sales channel. Furthermore, the high penetration of the Internet across the globe is expected to boost product sales via online platforms over the coming years.

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

North America accounted for the largest revenue share of flavored water in recent years and is expected to expand further due to the rising product consumption as a healthy alternative to other carbonated drinks. Several popular brands, such as bubbly, AHA, Talking Rain, Nestlé Pure Life, Perrier, Schweppes, and LaCroix, offer a wide range of products in the region. Thus, the increased accessibility of the product has been boosting product adoption in the region.

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

Sale of CocoLove Water

In July 2024, we signed an agreement with Monarch Media which gave us the license to distribute CocoLove water in France. CocoLove water, manufactured by Monarch Media, is a coconut flavored water and is 100% organic with no sugar added and no artificial flavors or colors added. CocoLove water uses no plastic or tetra packaging and is always in a can for upcycling and recycling purposes. It is anticipated that we will buy CocoLove water from Monarch Media and Monarch Media will ship CocoLove water from its bottling plant to locations designated by us.

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

Monarch Media may terminate our license in the event that annual royalties paid by us to Monarch Media are not at least $5,000 within each twelve month period beginning July 2025.

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

As of the date of this 10-K there is a limited market for our common stock.

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

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity for our common stock.

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

are considered penny stocks or

trade in the over-the-counter market

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

We have limited internal controls and possible material weaknesses.

With a sole officer, we have limited segregation of duties and rely on outside professionals; these limitations could result in errors in our financial reporting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We have not yet established or adopted policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. During the year ended June 30, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and financial statements.

ITEM 2	PROPERTIES

In July, 2024 we signed an agreement with Monarch Media which gave us the license to distribute CocoLove water in France.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, and no such proceedings are, to our knowledge, threatened or contemplated against us or our property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock became available for quotation on the OTC markets under the symbol “BLNH” on December 12, 2025. The market for our common shares is limited and can be volatile. The following table sets forth the high and low closing prices for our common stock for the periods indicated below. The closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
For year ended June 30, 2026
Quarter ended June 30, 2026	$2.00	$1.20
Quarter ended March 31, 2026	$20.00	$1.00
Quarter ended December 31, 2025	$-	$-
Quarter ended September 30, 2025	$-	$-

Holders of Common Stock

As of June 30, 2026, there were 42 record owners of our common stock.

Unregistered Sales of Equity Securities

During the fiscal year ended June 30, 2026, the Company issued 100,000 unregistered shares of common stock in connection with the issuance of $50,000 in promissory notes. The common shares were issued at a deemed value of $0.10 per common share or $10,000 in total. The Company relied upon the exemptions from registration provided by Rule 506(b) of Regulation D of the Securities Act of 1933 with respect to the issuance of these shares. The parties who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The parties who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended June 30, 2026, we did not repurchase any of our securities.

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

Going Concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have incurred cumulative operating losses since inception, and at June 30, 2026 we had cash of $2,180, a working capital deficit of $83,562, and a total stockholders’ deficit of $83,562. These conditions raise substantial doubt about our ability to continue as a going concern. Our continuation depends on our ability to raise additional capital and ultimately to generate revenue; there is no assurance we will be able to do so.

Results of Operations

Year Ended June 30, 2026

Revenue. We generated no revenue in either period.

Operating expenses. Total operating expenses were $71,256 for the year ended June 30, 2026, compared to $106,125 for the year ended June 30, 2025, a decrease of $34,869. Professional fees decreased to $32,325 (from $76,997); transfer agent and filing fees increased to $38,546 (from $6,100); general and administrative expenses decreased to $385 (from $1,028); and licensing fees were $0 (compared to $20,000 in the prior year, reflecting the one-time CocoLove license). Included in other expenses was $10,000 in interest expenses related to promissory notes issued during the year ended June 30, 2026 (compared to no such expenses in the prior year).

Net loss. As a result, we incurred a net loss of $81,256 for the year ended June 30, 2026, compared to a net loss of $106,125 for the year ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $2,180 which we obtained from the issuance of promissory notes. This compares with cash of $8,816 as at June 30, 2025. Cash used in operating activities totaled $65,636 during the year ended June 30, 2026 which was primarily used to fund operating expenses as compared to cash used of $83,878 in 2025 related to our business and Form S-1 registration statement. Cash provided by financing activity was $59,000 during the year ended June 30, 2026 from the issuance of promissory notes as compared to $75,100 in 2025 related to funds raised in furtherance of our business plan. Subsequent to the year ended June 30, 2026, the Company issued a promissory note for $15,000 which is due February 28, 2027 and the $50,000 promissory note holders agreed to extend the due date from June 30, 2026 to February 28, 2027. We will be required to raise capital or take other measures to fund future development. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

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

Our projected requirements for the twelve months ending September 30, 2027 are as follows:

Description	Amount

Sales and marketing for CocoLove	$100,000
Obtaining new licenses for the distribution of products	$50,000

We will need additional capital to fund our projected capital requirements.

Significant Accounting Policies

See Note 2 to financial statements included as part of this Annual Report for a discussion of our significant accounting policies. As of June 30, 2026 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue line holdings inc.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of

Blue Line Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue Line Holdings, Inc. (the “Company”) as of June 30, 2026, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred recurring operating losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2026.

PCAOB ID: 2485

Rowland Heights, California

September 28, 2026.

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

Irvine, CA

September 25, 2025

PART II FINANCIAL INFORMATION

Item 8. Financial Statements

Blue Line Holdings, Inc.

Balance Sheets

	June 30, 2026	June 30, 2025
ASSETS
CURRENT ASSETS
Cash	$2,180	8,816
Prepaid expenses	5,310	11,500
Total Current Assets	7,490	20,316

TOTAL ASSETS	$7,490	20,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,052	32,622
Promissory notes	59,000	—
Total Current Liabilities	91,052	32,622
TOTAL LIABILITIES	91,052	32,622

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,226,000 and 10,126,000 shares issued and outstanding	10,226	10,126
Additional paid-in capital	102,474	92,574
Accumulated deficit	(196,262)	(115,006)
Total Stockholders’ Equity (Deficit)	(83,562)	(12,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,490	20,316

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statements of Operations

	Year Ended June 30, 2026	Year Ended June 30, 2025
REVENUES	$—	$—

OPERATING EXPENSES:
Professional fees	32,325	76,997
Transfer agent and filing fees	38,546	6,100
General and administrative	385	1,028
Licensing fee	—	20,000
Management fees	—	2,000
TOTAL OPERATING EXPENSES	71,256	106,125

LOSS FROM OPERATIONS	(71,256)	(106,125)

OTHER INCOME (EXPENSES)
Interest expense	(10,000)	—
TOTAL OTHER EXPENSES	(10,000)	—

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(81,256)	(106,125)

INCOME TAXES	—	—

NET LOSS	$(81,256)	$(106,125)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,179,973	9,817,005

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	7,350,000	7,350	20,250	(8,881)	18,719
Common stock issued for cash at $0.01 per share	2,250,000	2,250	20,250	—	22,500
Common stock issued for license at $0.10 per share	200,000	200	19,800	—	20,000
Common stock issued for cash at $0.10 per share	80,000	80	7,920	—	8,000
Net loss	—	—	—	(51,886)	(51,886)
Balance, September 30, 2024	9,880,000	9,880	68,220	(60,767)	17,333
Common stock issued for cash at $0.10 per share	40,000	40	3,960	—	4,000
Net loss	—	—	—	(20,930)	(20,930)
Balance, December 31, 2024	9,920,000	9,920	72,180	(81,697)	403
Common stock issued for cash at $0.10 per share	206,000	206	20,394	—	20,600
Net loss	—	—	—	(9,902)	(9,902)
Balance, March 31, 2025	10,126,000	10,126	92,574	(91,599)	11,101
Net loss	—	—	—	(23,407)	(23,407)
Balance, June 30, 2025	10,126,000	10,126	92,574	(115,006)	(12,306)
Net loss	—	—	—	(10,116)	(10,116)
Balance, September 30, 2025	10,126,000	10,126	92,574	(125,122)	(22,422)
Common stock issued for promissory notes at $0.10 per share	100,000	100	9,900	—	10,000
Net loss	—	—	—	(38,312)	(38,312)
Balance, December 31, 2025	10,226,000	10,226	102,474	(163,434)	(50,734)
Net loss	—	—	—	(16,681)	(16,681)
Balance, March 31, 2026	10,226,000	10,226	102,474	(180,115)	(67,415)
Net loss	—	—	—	(16,147)	(16,147)
Balance, June 30, 2026	10,226,000	10,226	102,474	(196,262)	(83,562)

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Statements of Cash Flows

	Year Ended June 30, 2026	Year Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,256)	(106,125)
Adjustments to reconcile net loss to net cash used by operating activities
Common shares issued for issuance of promissory notes	10,000
Changes in assets and liabilities:
Prepaid expense	6,190	(4,375)
Accounts payable and accrued liabilities	(570)	26,622
Net cash used by operating activities	(65,636)	(83,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	75,100
Proceeds from sale of promissory notes	59,000	—
Net cash provided by financing activities	59,000	75,100

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,636)	(8,778)

Cash, beginning of year	8,816	17,594
Cash, end of year	$2,180	8,816

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

NON-CASH OPERATING AND FINANCING ACTIVITIES
Common stock issued for interest on promissory notes	$10,000	—

The accompanying notes are an integral part of these financial statements.

Blue Line Holdings, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

Blue Line Holdings, Inc., (the “Company”) is an industrial Company looking to introduce its licensed product in the European market. The Company was incorporated on May 16, 2024 in Colorado.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of June 30, 2026, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $196,262 as of June 30, 2026 (2025 - $115,006).

Achievement of the Company’s objectives will depend on its ability to obtain additional financing and to generate revenue from current and planned business operations.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2026, the Company’s cash position did not exceed federally insured limits.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of June 30, 2026.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the year ended June 30, 2026.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of June 30, 2026.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2026.

Blue Line Holdings, Inc.

Notes to Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of June 30, 2026.

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

As of June 30, 2026, the Company did not have an employment or severance agreement with its sole officer and director. During the year ended June 30, 2026, the Company borrowed $3,000 from the sole officer and director of the Company through issuance of a promissory note. See Note 6.

The Company paid the former sole officer and director $2,000 in management fees during the year ended June 30, 2025 and did not accrue or pay the current sole officer and director any consideration during the year ended June 30, 2026. During the year ended June 30, 2025, the Company’s former officer and director borrowed $2,500 from the Company which was payable on demand. The loan was repaid during the year ended June 30, 2025.

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

Blue Line Holdings, Inc.

Notes to Financial Statements

4.	STOCKHOLDERS’ EQUITY (continued)

As of June 30, 2026 and June 30, 2025, no shares of Preferred Stock were outstanding.

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

During the year ended June 30, 2026, the Company had the following equity transaction:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Consideration

December 2025	100,000	$0.10	$100	$9,900	$10,000

Total	100,000		$100	$9,900	$10,000

●	During December 2025, the Company issued 100,000 shares of common stock for consideration of the issuance of $50,000 in promissory notes at a deemed price of $0.10 per common stock or $10,000. See Note 6.

During the year ended June 30, 2025, the Company had the following equity transactions:

			Proceeds Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Proceeds

July 2024	2,250,000	$0.01	$2,250	$20,250	$22,500
July 2024	200,000	0.10	200	19,800	20,000
September 2024	80,000	0.10	80	7,920	8,000
October 2024	40,000	0.10	40	3,960	4,000
January 2025	120,000	0.10	120	11,880	12,000
February 2025	76,000	0.10	76	7,524	7,600
March 2025	10,000	0.10	10	990	1,000

Total	2,776,000		$2,776	$72,324	$75,100

Blue Line Holdings, Inc.

Notes to Financial Statements

4.	STOCKHOLDERS’ EQUITY (continued)

●	During July 2024, the Company issued 2,250,000 shares of common stock for cash at $0.01 per common stock or $22,500.

●	On July 29, 2024, the Company entered into a licensing agreement for the distribution of coconut water in France. Among other considerations, the Company issued 200,000 shares of common stock for the licensing agreement valued at $0.10 per share or $20,000. This was a non-cash share issuance.

●	During September 2024, the Company issued 80,000 shares of common stock for cash at a price of $0.10 per share or $8,000.

●	During October 2024 the Company issued 40,000 shares of common stock for cash at a price of $0.10 per share or $4,000.

●	During January 2025, the Company issued 120,000 shares of common stock for cash at a price of $0.10 per share or $12,000.

●	During February 2025, the Company issued 76,000 shares of common stock for cash at a price of $0.10 per share or $7,600.

●	During March 2025, the Company issued 10,000 shares of common stock for cash at a price of $0.10 per share or $1,000.

5.	INCOME TAXES

Reconciliation of the statutory federal income tax rates consists of the following:

	Year ended June 30, 2026	Year ended June 30, 2025
Federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
Tax rate	0%	0%

Significant components of the deferred tax assets are as follows:

Deferred tax asset

Net operating loss	$41,215	$22,286
Total	41,215	22,286
Valuation allowance	(41,215)	(22,286)
Net deferred tax asset	$-	$-

As of June 30, 2026, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $196,000 for federal purposes, with no expiration which are subject to an 80% limitation upon utilization. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit. The amount of the valuation allowance could be reduced in the near-term if estimates of future benefits and taxable income, based on subsequently available evidence, can be deemed to be reliable in order to determine the likelihood of realizing the deferred tax asset. The Company files income tax returns in the U.S. federal jurisdiction. The Company is also subject to state filing requirements and files respective tax returns accordingly. The tax return for the year 2025 remains subject to examinations but there are currently no ongoing exams.

6.	PROMISSORY NOTE

During the year ended June 30, 2026, the Company borrowed $3,000 from the sole officer and director and borrowed $6,000 from third parties for working capital. The promissory notes are payable on demand and bear no interest.

In addition, the Company issued promissory notes for $50,000 which are due June 30, 2026. In consideration, the Company issued 100,000 common shares to the lenders for interest at a deemed price of $0.10 per share or $10,000. The Company recorded $10,000 in interest expense during the year ended June 30, 2026 related to the 100,000 common shares. See Note 4 and Note 7.

7.	SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2026, the Company issued a promissory note for $15,000 which is due February 28, 2027. In consideration, the Company issued 35,000 common shares to the lender for interest at a deemed price of $0.10 per share or $3,500.

Subsequent to the year ended June 30, 2026, the Company and the $50,000 promissory note holders agreed to extend the due date from June 30, 2026 to February 28, 2027 in consideration for the issuance of 20,000 common shares to the lenders for interest at a deemed price of $0.10 per share or $2,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the year ended June 30, 2026, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations of the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended June 30, 2026.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Joseph Henn	60	Chief Executive Officer and a Director

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost associated with such committees, has not been justified under our current circumstances.

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee.

We do not currently have a Code of Ethics. However, the Company intends to adopt a Code of Ethics as its operations expand and additional officers and employees are engaged.

ITEM 11.	EXECUTIVE COMPENSATION

During the period ended June 30, 2026 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Joseph Henn	2026	$—	$—	$—	$—
Chief Executive Officer	2025	$—	$—	$—	$—

Anthony Kerrigone	2026	$—	$—	$—	$—
Former Chief Executive Officer	2025	$2,000	$—	$—	$2,000

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

As of June 30, 2026, the Company did not have an employment or severance agreement with its sole officer and director. Mr. Henn has agreed to serve without compensation until the Company’s financial condition improves. During the year ended June 30, 2026, we did not compensate any person for serving as a director.

During the year ended June 30, 2026, the Company borrowed $3,000 from the sole officer and director of the Company through issuance of a promissory note.

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

The following table shows the ownership, as of June 30, 2026, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	Percent of Outstanding Shares

Joseph Henn	5,100,000	49.9%
All officers and directors as a Group (1 person)	5,100,000	49.9%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Henn is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BCRG Certified Public Accountants (“BCRG”) had been engaged as the Company’s independent registered public accounting firm since July 31, 2024 and audited the Company’s financial statements as of and for the fiscal year ended June 30, 2025. The Company was notified that Simon & Edwards (“S&E”) acquired the attest business of BCRG. On August 3, 2026, the Company simultaneously dismissed BCRG as the Company’s independent registered public accounting firm and approved the appointment of S&E as the Company’s new independent registered public accounting firm. The services previously provided by BCRG will now be provided by S&E.

The following table sets out the aggregate fees billed for the period and for the categories of BCRG fees described:

	Year ended June 30, 2026	Year ended June 30, 2025

Audit fees(1)	$15,000	$24,000
Audit-related fees(2)	-	-
Tax fees(3)	-	1,000
All other fees	-	-
Total Fees	$15,000	$25,000

(1)	Audit fees consist of the aggregate fees billed or expected to be billed by BCRG for the audit of the Company’s annual financial statements, reviews of interim financial statements, consents, comfort letters and financial accounting and reporting consultations.
(2)	Audit-related fees are fees for professional services rendered for other attest services, accounting consultations and audits in connection with acquisitions, and attest services related to financial reporting that are not required by statute or regulation.
(3)	Tax fees consist of fees for professional services rendered in connection with tax compliance, tax advice and tax planning.

The following table sets out the aggregate fees billed for the period and for the categories of S&E fees described:

	Year ended June 30, 2026	Year ended June 30, 2025

Audit fees(1)	$10,000	$-
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-
Total Fees	$10,000	$-

(1)	Audit fees consist of the aggregate fees billed or expected to be billed by S&E for the audit of the Company’s annual financial statements, reviews of interim financial statements, consents, comfort letters and financial accounting and reporting consultations.
(2)	Audit-related fees are fees for professional services rendered for other attest services, accounting consultations and audits in connection with acquisitions, and attest services related to financial reporting that are not required by statute or regulation.
(3)	Tax fees consist of fees for professional services rendered in connection with tax compliance, tax advice and tax planning.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See “Exhibit Index” on the following page.

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File #333-282317)

3.2	Bylaws of Blue Line Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File #333-282317).

10.1	License Agreement with Monarch Media, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File #333-282317.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2026.

BLUE LINE HOLDINGS, INC.
(Registrant)

By:	/s/ Joseph C. Henn
Joseph C. Henn
Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph C. Henn		September 28, 2026
Joseph C. Henn	Principal Executive, Financial and Accounting Officer and Director

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

