Form 10-Q
period 2026-09-30
Blue Line Holdings, Inc.
filed 2026-11-13
CIK 2029586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there are 10,281,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

BLUE LINE HOLDINGS INC.

Quarterly Report on Form 10-Q

For the quarter ended September 30, 2026

(unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026. Since we are a development stage company as defined under Regulation S-K, Item 10, and have not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including development risks, competition from well-funded competitors, and our ability to manage growth.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Blue Line Holdings, Inc.

Unaudited Condensed Balance Sheets

	(Unaudited) September 30, 2026	June 30, 2026
ASSETS
CURRENT ASSETS
Cash	$1,759	2,180
Prepaid expenses	2,250	5,310
Total Current Assets	4,009	7,490

TOTAL ASSETS	$4,009	7,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,197	32,052
Promissory notes, net of discount (Note 5)	70,333	59,000
Total Current Liabilities	94,530	91,052
TOTAL LIABILITIES	94,530	91,052

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,281,000 shares issued and outstanding as of September 30, 2026 (10,226,000 as of June 30, 2026)	10,281	10,226
Additional paid-in capital	107,919	102,474
Accumulated deficit	(208,721)	(196,262)
Total Stockholders’ Deficit	(90,521)	(83,562)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,009	7,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Operations

(Unaudited)

	(Unaudited) Three Months ended September 30,
	2026	2025
REVENUES	—	—

OPERATING EXPENSES:
Professional fees	5,000	7,540
Transfer agent and filing fees	5,585	2,250
General and administrative	41	326
TOTAL OPERATING EXPENSES	10,626	10,116

LOSS FROM OPERATIONS	(10,626)	(10,116)

Interest expense	(1,833)	—

LOSS BEFORE INCOME TAXES	(12,459)	(10,116)

INCOME TAXES	—	—

NET LOSS	$(12,459)	$(10,116)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,259,478	10,126,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	10,126,000	10,126	92,574	(115,006)	(12,306)
Net loss	—	—	—	(10,116)	(10,116)
Balance, September 30, 2025	10,126,000	10,126	92,574	(125,122)	(22,422)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2026	10,226,000	10,226	102,474	(196,262)	(83,562)
Common stock issued for interest on promissory note at $0.10 per share	35,000	35	3,465	—	3,500
Common stock issued for extension of promissory notes at $0.10 per share	20,000	20	1,980	—	2,000
Net loss	—	—	—	(12,459)	(12,459)
Balance, September 30, 2026	10,281,000	10,281	107,919	(208,721)	(90,521)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Unaudited Condensed Statements of Cash Flows

(Unaudited)

	(Unaudited) Three months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,459)	(10,116)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for interest on promissory notes	1,833	—
Changes in assets and liabilities:
Prepaid expense	3,060	1,500
Accounts payable and accrued liabilities	(7,855)	(2,710)
Net cash used by operating activities	(15,421)	(11,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	15,000	3,000
Net cash provided by financing activities	15,000	3,000

DECREASE IN CASH AND CASH EQUIVALENTS	(421)	(8,326)

Cash, beginning of period	2,180	8,816
Cash, end of period	$1,759	490

SUPPLEMENTAL CASHFLOW INFORMATION
Interest paid	$—	—
Income taxes paid	$—	—

NON-CASH OPERATING AND FINANCING ACTIVITIES
Common stock issued for interest on promissory notes	$5,500	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1. NATURE OF OPERATIONS

Blue Line Holdings, Inc. (the “Company”) is an industrial Company looking to introduce its licensed product in the European market. The Company was incorporated on May 16, 2024 in Colorado.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As shown in the accompanying interim unaudited financial statements, the Company has incurred cumulative operating losses since the date of formation, May 16, 2024. As of September 30, 2026, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets, the Company has an accumulated deficit of $208,721 as of September 30, 2026 (June 30, 2026 - $196,262) and a working capital deficit of $90,521 as of September 30, 2026 (June 30, 2026 - $83,562).

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The Company has adopted a June 30 fiscal year end. These unaudited interim financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2026 contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. In the opinion of management, the unaudited interim financial statements included herein contain all adjustments, all of which were of a normal recurring nature, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates and Assumptions

The preparation of the unaudited interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2026, the Company’s cash position did not exceed federally insured limits.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company is not aware of uncertain tax positions as of September 30, 2026.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations. There were no interest and penalties expenses or accrued interest and penalties for the three months ended September 30, 2026.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, and promissory notes. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of September 30, 2026.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2026.

Blue Line Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. If the Company’s lease arrangement generally does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company did not have any leases under ASC 842 as of September 30, 2026.

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

3. RELATED PARTY TRANSACTIONS

As of September 30, 2026, the Company did not have an employment or severance agreement with its sole officer and director. The Company did not accrue or pay the sole officer and director any consideration during the three months ended September 30, 2026 and 2025.

As of September 30, 2026 and June 30, 2026, the Company owed $3,000 to the sole officer and director under a promissory note that is payable on demand and bears no interest. See Note 5.

Subsequent to September 30, 2026, the Company received a loan of $5,000 from the sole officer and director of the Company. The loan is payable on demand and bears no interest. See Note 6.

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

As of September 30, 2026 and June 30, 2026, no shares of Preferred Stock were outstanding.

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

During the three months ended September 30, 2026, the Company had the following equity transactions:

			Consideration Allocated
Date of Issuance	Number of Shares	Per Share Issued Price	Common Stock	Additional Paid-in Capital	Total Value

August 2026	35,000	$0.10	$35	$3,465	$3,500
August 2026	20,000	0.10	20	1,980	2,000

Total	55,000		$55	$5,445	$5,500

●	On August 5, 2026, the Company issued 35,000 shares of common stock as consideration for interest on a $15,000 promissory note at a deemed price of $0.10 per common share or $3,500. See Note 5.
●	On August 5, 2026, the Company issued 20,000 shares of common stock as consideration for the extension of the due date of $50,000 in promissory notes at a deemed price of $0.10 per common share or $2,000. See Note 5.

During the three months ended September 30, 2025, the Company did not issue any shares of common stock.

5. PROMISSORY NOTES

As of September 30, 2026 and June 30, 2026, the Company had promissory notes of $3,000 owing to the sole officer and director and $6,000 owing to third parties, which were issued for working capital. These promissory notes are payable on demand and bear no interest. See Note 3.

During the year ended June 30, 2026, the Company issued promissory notes for $50,000 which were due June 30, 2026. In consideration, the Company issued 100,000 common shares to the lenders for interest at a deemed price of $0.10 per share or $10,000, which was fully expensed during the year ended June 30, 2026. On August 5, 2026, the Company and the note holders agreed to extend the due date of the notes from June 30, 2026 to February 28, 2027 in consideration for the issuance of 20,000 common shares to the lenders for interest at a deemed price of $0.10 per share or $2,000. The Company recorded $666 in interest expense during the three months ended September 30, 2026 related to the 20,000 common shares and the balance of $1,334 is presented as a debt discount that reduces the carrying amount of the promissory notes and will be amortized to interest expense over the remaining term of the promissory notes. The Company accounted for the extension as a troubled debt restructuring under ASC 470-60. Because the future undiscounted payments under the amended terms exceed the carrying amount of the notes, no gain was recognized and there was no effect on net loss per share. See Note 4.

On August 5, 2026, the Company issued a promissory note for $15,000 which is due February 28, 2027. In consideration, the Company issued 35,000 common shares to the lender for interest at a deemed price of $0.10 per share or $3,500. The Company recorded $1,167 in interest expense during the three months ended September 30, 2026 related to the 35,000 common shares and the balance of $2,333 is presented as a debt discount that reduces the carrying amount of the promissory note and will be amortized to interest expense over the remaining term of the promissory note. See Note 4.

As of September 30, 2026, promissory notes totaled $74,000 (June 30, 2026 - $59,000), of which $65,000 is due February 28, 2027 and $9,000 is payable on demand. Net of the unamortized debt discount of $3,667, the carrying amount of the promissory notes was $70,333 as of September 30, 2026.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were issued.

Subsequent to September 30, 2026, the Company borrowed $10,000 from shareholders of the Company. The promissory notes are payable on demand and bear no interest.

Subsequent to September 30, 2026, the Company borrowed $5,000 from the sole officer and director of the Company. The promissory note is payable on demand and bears no interest. See Note 3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this section, “Blue Line”, the “Company”, “we”, or “our” refer to Blue Line Holdings Inc., unless the context otherwise requires. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Overview and Planned Activities

We were formed as a Colorado corporation on May 16, 2024. At present we plan to secure licensing agreements for the sale of functional beverages with key industry players and acquire assets that complement our core business and drive growth. We may also seek to obtain licensing agreements for products outside of the functional beverage market. As of the date of this Report, we are in the development stage and had one licensing agreement giving us the right to sell flavored water in France.

Sale of CocoLove Water

In July 2024 we signed an agreement with Monarch Media which gave us the exclusive license to distribute CocoLove water in France. CocoLove water, manufactured by Monarch Media, is a coconut flavored water and is 100% organic with no sugar added and no artificial flavors or colors added. CocoLove water uses no plastic or tetra packaging and is always in a can for upcycling and recycling purposes. It is anticipated that we will buy CocoLove water from Monarch Media and Monarch Media will ship CocoLove water from its bottling plant to locations designated by us.

Our license to sell CocoLove water is exclusive subject to Monarch Media’s right to sell CocoLove water in France using its own sales channels. Monarch Media has no obligation to compensate us if it uses its own sales channels to sell CocoLove water in France.

In consideration for the license, we:

●	issued Monarch Media 200,000 shares of our common stock; and

●	agreed to pay Monarch Media each year a royalty of:

●	10% of the net sales of CocoLove water between US $100,000 and US $500,000;
●	7% of the net sales of CocoLove water between US $500,000 and US $1,000,000; and
●	4% of the net sales of CocoLove water greater than US $1,000,000.

No royalty will be due on net sales of CocoLove water in any calendar year less than $100,000.

Monarch Media may terminate our license in the event that annual royalties paid by us to Monarch Media are not at least $5,000.

We plan to market CocoLove water in France by:

●	Social media, targeting young, urban professionals seeking alternatives to plain water;
●	Various media channels;
●	Promotions in colleges and universities; and
●	In-store promotions.

We plan to distribute CocoLove water to our customers in France through:

●	Grocery stores, convenience stores and restaurants;
●	Vending machines; and
●	Local distributors.

We estimate we will be required to spend approximately $100,000 during the next twelve months to market and distribute CocoLove water in France. We plan to initially target distributors and resellers due to our limited capital resources. The use of distributors and resellers would limit our exposure to inventory and the cost of warehouse space.

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

Results of Operations

Three Months Ended September 30, 2026

For the three months ended September 30, 2026, we experienced a net loss of $12,459 compared with a net loss of $10,116 for the three months ended September 30, 2025. Transfer agent and filing fees were $5,585 (2025 - $2,250), the increase being the cost of the OTCID quotation which commenced in early 2026. Professional fees were $5,000 (2025 - $7,540) and related primarily to the review of our interim financial statements. In addition, we incurred $1,833 in interest expense during the current period (2025 - $nil) related to the amortization of the 35,000 common shares issued as interest on a $15,000 promissory note and the 20,000 common shares issued for the extension of the due date of $50,000 in promissory notes.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $1,759 as compared with cash of $2,180 as at June 30, 2026, and a working capital deficit of $90,521 (June 30, 2026 - $83,562). Cash used in operating activities totaled $15,421 during the three months ended September 30, 2026 as compared to $11,326 in the comparative 2025 period. During both periods, cash was primarily used to fund operating expenses related to our continuous disclosure obligations. Cash provided by financing activities was $15,000 from the issuance of a promissory note during the three months ended September 30, 2026 as compared to $3,000 from the issuance of a promissory note in the comparative 2025 period.

As of September 30, 2026, we had $74,000 in promissory notes outstanding, of which $65,000 is due February 28, 2027 and $9,000 is payable on demand. Subsequent to September 30, 2026, we received loans of $10,000 from shareholders and $5,000 from our sole officer and director, which are payable on demand and bear no interest. We will be required to raise capital or take other measures to fund future development and to repay our promissory notes. We expect to incur further losses as we are at the start-up stage. We do not have any firm commitments from any person to provide us with any capital.

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

Significant Accounting Policies

See Note 2 to financial statements included as part of this Quarterly Report for a discussion of our significant accounting policies. As of September 30, 2026 we did not have any critical accounting policies.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties and the ability of management to override controls, as it pertains to application and oversight of internal control processes. Material weaknesses include lack of segregation of duties, the ability of management to override controls, and lack of formal written policies and procedures surrounding financial close and reporting.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2026, that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2026, the Company issued 55,000 unregistered shares of common stock, consisting of 35,000 shares issued in connection with the issuance of a $15,000 promissory note and 20,000 shares issued in connection with the extension of the due date of $50,000 in promissory notes. The common shares were issued at a deemed value of $0.10 per common share or $5,500 in total. The Company relied upon the exemptions from registration provided by Rule 506(b) of Regulation D of the Securities Act of 1933 with respect to the issuance of these shares. The parties who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The parties who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended September 30, 2026.

ITEM 6.	EXHIBITS

The exhibits listed in the following exhibit index are furnished as part of this report.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.1 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024.)

3.2	Bylaws of Blue Line Holdings Inc. (incorporated by reference to Exhibit 3.2 to Blue Line Holdings Inc.’s Form S-1 filed on November 19, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, Joseph C. Henn, pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101*	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Interim Balance Sheets, (ii) Condensed Interim Statements of Operations, (iii) Condensed Interim Statements of Stockholders Equity (Deficit), (iv) Condensed Interim Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Interim Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE LINE HOLDINGS INC.
(Registrant)

Date: November 13, 2026	By:	/s/ Joseph C. Henn
Joseph C. Henn
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

